Form 10QSB
period 1995-09-30
AGRISTAR INC
filed 1995-11-14
CIK 842888

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended September 30, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number 1-10192


                                  AGRISTAR INC.
        (Exact name of small business issuer as specified in its charter)


             DELAWARE                              76-023220
     (State or other jurisdiction of           (I.R.S. Employer)
     incorporation or organization)            Identification No.)

             100 HAWTHORN
          CONROE, TEXAS 77301
          (Address of principal         Issuer's telephone number (409) 760-3433
     executive offices)


                  N/A
     (Former name, former address and
     former fiscal year, if changed since
     last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

     TITLE OF EACH CLASS                     OUTSTANDING AT NOVEMBER 8, 1995
  Common Stock, $.01 Par Value                          32,612,404

                                TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION                                               PAGE

        ITEM I  Consolidated Financial Statements

                Consolidated Balance Sheet as of September 30, 1995         3

                Consolidated Statements of Operations for the
                Three-month and Nine-month Periods Ended September 30,
                1995 and September 30, 1994                                 4

                Consolidated Statements of Cash Flows for the
                Nine-month Period Ended Sept. 30, 1995 and Sept. 30, 1994   5

                Notes to Consolidated Financial Statements                  7

        ITEM 2  Management's Discussion and Analysis of
                Financial Conditions and Results of Operations              8

PART II OTHER INFORMATION                                                   9

                                  AGRISTAR INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                                   September 30,
                                                                      1995

Current Assets:                                                    (Unaudited)

        Cash and Cash Equivalents                                  $  120,445
        Trade accounts receivable                                     145,874
        Receivable from minority owned subsidiary                       9,830
        Receivable from related party                                  24,485
        Inventories                                                 1,266,433
        Deposits                                                       11,014
        Prepaid Expenses                                               82,855
                                                                   ----------

          Total current assets                                     $1,660,936

Investment in minority-owned subsidiary                                     1
Property, plant and equipment, net                                    201,973
Patent costs, net                                                     228,381
Organizational and non-comp. costs                                      3,562
                                                                   ----------

          TOTAL ASSETS                                             $2,094,853
                                                                   ----------
                                                                   ----------

                      LIABILITIES AND STOCKHOLDERS'  EQUITY
Current Liabilities:

        Accounts payable and accrued liabilities                   $  255,060
        Accrued acquisition costs                                     145,416
        Notes payable - stockholders                                  120,000
        Notes payable - to an individual*                             300,000
        Unearned income                                                42,950
                                                                   ----------

          Total current liabilities                                $  863,426

Stockholders' Equity:

        Common Stock:  Authorized 50,000,000
        Shares of $.01 par value: 32,612,404  shares
          issued and outstanding                                      326,124
        Additional Paid-In Capital                                  7,453,075
        Accumulated Deficit                                        (6,547,772)
                                                                   ----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $2,094,853
                                                                   ----------
                                                                   ----------

*Repayment of the indebtness is secured by a First Lien on the Assets of Stewart
 Orchids and a pledge of 100% of the outstanding Capital Stock of the corporate entity holding such assets.

   The accompanying notes are an integral part of these financial statements.

                                 AGRISTAR  INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                        QUARTER                 NINE MONTHS
                                  ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,

                                    1995        1994         1995        1994
                                   ------      ------       ------      ------

REVENUES                        $  408,453  $  602,091   $1,661,460  $1,769,347

COST OF GOODS SOLD                 201,924     206,519      832,988     784,183
                                ----------  ----------   ----------  ----------

  Gross Profit                     206,529     395,572      828,472     985,164

OPERATING EXPENSES:

  General and Administrative       232,706     323,937      722,103     856,564

  Research and Development              --          --           --       9,301
                                ----------  ----------   ----------  ----------

  Total Operating Expenses         232,706     323,937      722,103     865,865
                                ----------  ----------   ----------  ----------

OPERATING (LOSS)                   (26,177)   71,635        106,369     119,299

OTHER INCOME (EXPENSE)

  Other Income                       4,003       4,000       10,003      53,377

  Interest Expense                  (1,740)         --       (6,090)     (3,435)
                                ----------  ----------   ----------  ----------

  Total Other Income                 2,263       4,000        3,913      49,942
                                ----------  ----------   ----------  ----------


NET INCOME (LOSS)               ($  23,914) $   75,635      110,282     169,241
                                ----------  ----------   ----------  ----------
                                ----------  ----------   ----------  ----------

NET INCOME PER SHARE            $       --  $       --   $       --  $     .005
                                ----------  ----------   ----------  ----------
                                ----------  ----------   ----------  ----------


The accompanying notes are an integral part of these financial statements.

                                 AGRISTAR  INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTH PERIOD ENDED

                                                                QUARTER
                                                          ENDED SEPTEMBER 30,

                                                          1995          1994
                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                           $  110,282    $  169,241

  Adjustments to Reconcile Net Income
    to Net Cash Used in
    Operating Activities:

    Depreciation and Amortization                          57,961        61,283
    Changes in Current Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable          (50,137)      (42,989)
      (Increase) Decrease in Inventory                    (68,722)     (430,673)
      (Increase) Decrease in Prepaid
        Expenses and Deposits                              (3,494)      (93,847)
      Increase (Decrease) in Accounts Payable
        and Accrued Liabilities                          (133,115)       72,705
      (Decrease) in Unearned Income                       (73,950)       60,964
    Accrued Acquisition Cost                              (65,505)      (32,962)
    Increase in Advance from Shareholder                       --        20,000
                                                       ----------    ----------
  Net Cash Used in Operating Activities                  (226,680)     (216,278)

CASH FLOWS USED IN INVESTING ACTIVITIES:

  Purchase of Fixed Assets                                 (3,058)       (8,886)

                                                       ----------    ----------
  Net Cash (Used In) Investing Activities                  (3,058)       (8,886)
                                                       ----------    ----------

CASH FLOWS USED IN FINANCING ACTIVITIES:

  Payment of bank loan                                         --      (500,000)
  Loan from individual                                    300,000            --
                                                                     ----------
  Net Cash Used in Financing Activities                        --      (500,000)

NET INCREASE (DECREASE) IN CASH                            70,262      (725,164)

CASH AT BEGINNING OF YEAR                                  50,183       790,511
                                                       ----------    ----------

CASH AT END OF PERIOD                                  $  120,445    $   65,347
                                                       ----------    ----------
                                                       ----------    ----------


   The accompanying notes are an integral part of these financial statements.

                                 AGRISTAR  INC.
                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


Cash paid for the nine-month period ended September 30,


                                                           1995          1994
                                                         --------      --------
                                                       (Unaudited)   (Unaudited)


Interest                                                   $6,090        $3,435

Income taxes                                                   --            --



                         DISCLOSURE OF ACCOUNTING POLICY

For the purpose of the statement of cash flows, the Registrant considers all highly liquid debt instruments purchased with a maturity of three-months or less to be cash equivalents.

                                 AGRISTAR  INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

1.      SIGNIFICANT ACCOUNTING POLICIES

        The consolidated balance sheet of AgriStar Inc. (the "Registrant") as of September 30, 1995 and the consolidated statement of operations for the three-month and nine-month periods ended September 30, 1995 and September 30, 1994 and the consolidated statements of cash flows for the nine-month period ended September 30, 1995 and September 30, 1994 included herein are unaudited; however, in the opinion of management, they reflect all adjustments necessary to present fairly the consolidated financial position, results of operations and changes in financial position of the Registrant at September 30, 1995. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994.

2.      ACCRUED ACQUISITION COSTS


        The Registrant's 1993 acquisition of certain assets of Stewart Orchids include quarterly cash payments equal to 10 percent of revenues received from sales of the acquired inventory through April 1996. The contingent payments were recorded as part of the purchase price, and are not to exceed cash of $280,000 and 300,000 shares of restricted common stock issuable at a rate of one share of common stock for every $8.33 of revenues from the sale of the acquired inventory. The balance payable at September 30, 1995 is payable in cash of $145,416 and the 300,000 shares of stock.

3.      INVESTMENT IN CONSOLIDATED FOREIGN OWNED SUBSIDIARY

        The Registrant's investment in AgriStar de Venezuela, S.A. consists primarily of inventory. Production was discontinued at the micropropagation facility in 1994, and the investment is not expected to be material to the Registrant's 1995 financial statements.

4.      INVESTMENT IN MINORITY OWNED SUBSIDIARY

        The Registrant's investment in AgriStar (Asia) Ltd., a 49 percent owned Hong Kong corporation, is accounted for under the equity method of accounting. The Registrant has no obligation to fund the operating losses of AgriStar (Asia) Ltd. Accordingly, the Registrant has not recognized its equity in the operating losses of AgriStar (Asia) Ltd. beyond its investment. The investment is not expected to be material to the Registrant's 1995 financial statements.

                                 AGRISTAR  INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

        Revenues during the three months ended September 30, 1995 were $408,453 as compared with the revenues of $602,091 during the comparable three months ending September 30, 1994 for a decrease of $193,638. The decrease was due to a reduction in sales of AgriStar due to the economic conditions in Mexico. We changed our sales program from potato exports to producing orchids for sales to wholesalers.

        The Registrant's gross margin during the quarter ended September 30, 1995 was $206,529 as compared with a gross margin of $395,572 during the comparable quarter of 1994. The 50% gross profit on sales was decreased from the previous year because of drop in exports at AgriStar.

        Selling, general and administrative expenses for the quarter ended September 30, 1995 was $232,706, as compared to $323,927 for the same period of 1994. The decrease of $91,221 is principally due to decrease in personnel and other expenses in AgriStar.

        The Registrant, however, continues to suffer from liquidity constraints and there can be no assurance that the Registrant will be able to pay its obligations when due.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1995, the Registrant had total assets of $2,094,853 including $1,660,936 of current assets, and total current liabilities of $564,910. Accordingly, the Registrant anticipates that its current financial resources will be adequate for its cash requirements for at least 2 months from the date of this Report on Form 10-QSB. Notwithstanding the foregoing, the Registrant's actual expenditures and the timing of revenues may vary from current estimates. In August, the Registrant obtained a loan of $300,000 at 12% to help purchase inventory and reduce other debt. When (and if) its current financial resources are exhausted, the Registrant will, in all likelihood, be required to seek additional financing from outside sources. Due to uncertainties with respect to the timing of revenues from sales, the Registrant is presently unable to estimate the amount of additional capital that will be required (if) its current financial resources are exhausted. The Registrant has no commitment for such additional financing, if required, and there is no assurance that the Registrant will be successful in obtaining additional financing or that such financing, if required, will be on terms acceptable to the Registrant.

                                 AGRISTAR  INC.


PART II       OTHER INFORMATION

  ITEM 1.     LEGAL PROCEEDINGS

              Case No. 95-40253, DOHERTY V. AGRISTAR, INC., ET AL. State Court action, Harris County, Texas. Action seeking injunctive relief from sale of assets, subsidiaries or divisions of AgriStar, Inc. other than in the normal course of business pending review or accounting of financial records.

  ITEM 2.     CHANGES IN SECURITIES

              NONE

  ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

              NONE

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

              NONE

  ITEM 5.     OTHER INFORMATION

              NONE

  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

              A.  Exhibits              None

              B.  Reports on Form 8-K   None


                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 28, 1995
Conroe, Texas                        AGRISTAR INC.


                                     /s/ Dominic Man-Kit Lam
                                     ------------------------------------------
                                     Dominic Man-Kit Lam
                                     (Principal Executive Officer and
                                     Principal Financial and Accounting Officer)