Form 10KSB
period 1995-12-31
AGRISTAR INC
filed 1996-06-06
CIK 842888

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                     FORM 10-KSB

      (Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1995
[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (NO FEE REQUIRED)

      Commission File Number 1-10192


                                    AGRISTAR INC.
                    (Name of Small Business Issuer in Its Charter)

                 Delaware                                     76-0232200
      (State or other Jurisdiction of                      (I.R.S. Employer
      Incorporation or Organization)                       Identification No.)

                100 Hawthorn Road
                  P.O. Box 778
                  Conroe, Texas                               77301
      (Address of Principal Executive Offices)             (Zip Code)

                                    (409) 760-3433
                 (Registrant's Telephone Number, Including Area Code)

            Securities registered under Section 12(b) of the Exchange Act:

      Title of Each Class         Name of Each Exchange on Which Registered
      -------------------         -----------------------------------------
        Common Stock                       Boston Stock Exchange

      Securities registered under Section 12(g) of the Exchange Act: Not Applicable.

      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The registrant's revenues for its most recent fiscal year were $2,071,119.

      The aggregate market value of the 17,885,202 shares of Common Stock held by non-affiliates of the Registrant, based on the closing sale price of $.13 per share on April 30, 1996 reported by the Boston Stock Exchange, was $2,325,076.


      Number of shares of Common Stock , $.01 par value, outstanding, as of the latest practicable date.

            32,612,404 shares issued and outstanding at January 31, 1996.

                         DOCUMENTS INCORPORATED BY REFERENCE
             Part III - Item 13 - Exhibits, List and Reports on Form 8-K

                                  TABLE OF CONTENTS



PART I....................................................................... 3
    Item 1.         Description of Business.................................  3
    Item 2.         Description of Property.................................  7
    Item 3.         Legal Proceedings.......................................  8
    Item 4.         Submission of Matters to a Vote of Security Holders.....  8

PART II...................................................................... 8
    Item 5.         Market For Common Equity And Related Stockholder
                    Matters.................................................  8
    Item 6.         Management's Discussion And Analysis or Plan Of
                    Operation............................................ .   9
    Item 7.         Financial Statements.................................... 10
    Item 8.         Changes In And Disagreements With Accountants On
                    Accounting And Financial Disclosure..................... 10
PART III.....................................................................11
    Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(a) Of The
                    Exchange Act............................................ 11
    Item 10.        Executive Compensation.................................. 13
    Item 11.        Security Ownership Of Certain Beneficial Owners And
                    Management.............................................. 16
    Item 12.        Certain Relationships And Related Transactions.......... 17
    Item 13.        Exhibits, List And Reports On Form 8-K.................. 17

SIGNATURES...................................................................18

                                        PART I

ITEM 1.      DESCRIPTION OF BUSINESS.

(a)   HISTORY AND DEVELOPMENT OF BUSINESS

      AgriStar Inc. (the "Registrant" or the "Company") is a Delaware corporation that was organized on September 4, 1987 as a wholly owned subsidiary of AgriStar Industries Inc., a corporation organized on August 11, 1987 under the laws of British Columbia, Canada ("AgriStar Canada"). On September 16, 1987, in connection with a reverse takeover transaction, AgriStar Canada acquired 100% of the common stock of Norax Corporation, a Texas corporation controlled by the inventor of the Star*Pac-Registered Trademark- technology. Concurrently, AgriStar Canada caused the Registrant to be merged with Norax Corporation in a transaction where the Registrant became the surviving company. On July 21, 1988, AgriStar Canada was redomiciled into the State of Wyoming and its name was changed to AGS Technologies Inc. Through a series of mergers, the Registrant ultimately emerged as a publicly held U.S. company. In January 1992, the Company sold 800,000 shares of its Common Stock to each of Limit & Co. and SOS & Co. at a price of $.25 per share. In March 1992, Limit & Co. purchased an additional 3,200,000 shares of Common Stock and SOS & Co. purchased an additional 1,200,000 shares of Common Stock at $.25 per share.

      The Registrant's principal businesses are in the crossing, growing and marketing of flowers (orchids and Star*Pac-Registered Trademark- fresh-cut flowers) and in micropropagation (the cloning of plants). The Registrant operates through a number of divisions and subsidiaries.

(b)   ORCHIDS AND STAR*PAC-REGISTERED TRADEMARK- FRESH CUT FLOWERS.

      On August 18, 1993, the Registrant purchased certain assets of Arm-Roy Stewart, Inc. (doing business as Stewart Orchids), a California corporation which crosses, grows and sells a variety of orchids to both wholesale and retail customers. The effective acquisition date was July 5, 1993.

      The purchase price for the assets consisted of a note in the principal amount of $70,000 and 400,000 "restricted" shares of Common Stock of the Company, plus contingent cash and common stock consideration based on sales of existing inventory during the 31 month period beginning on January 1, 1994, or after the Company has had $700,000 in sales, whichever comes first. In any event, the contingent portion of the consideration cannot exceed $280,000 in cash and 300,000 "restricted" shares of Common Stock of the Company.

      The purchased assets included inventories of over 500,000 orchid plants, production and laboratory equipment, the seller's trade name and customer lists, and a number of plant patents relating to orchid varieties. As of January 31, 1996, the Registrant has paid the $70,000 note and an aggregate of $170,923 against the portion of the contingent liability payable in cash. In February 1996 Armroy agreed to a final balance due of $76,000 in the form of a note payable over 2 years. The Registrant is operating a nursery and mail-order fulfillment location at Carpinteria, California, and a retail store in Culver City, California as the Stewart Orchids division of its subsidiary, AgriStar Flowers, Inc. ("Agristar Flowers").


                                  Form 10-KSB-Page 3

      In February 1994, the Registrant entered into an agreement with Leaves & Blooms of Tyler, Inc. ("LBT"), a full-line and nationwide marketer of cut flowers, bedding plants, rose bushes and foliage. The Registrant granted LBT a non-exclusive license to utilize AgriStar's Star*Pac-Registered Trademark-floral packaging system in LBT's U.S. fresh cut flower marketing program. Under this licensing arrangement, the Registrant received $25,000 in advance payments. The Company will receive $.05 per stem sold by LBT utilizing the Company's technology. On April 25,, 1994 the Registrant entered into a similar agreement with Flowers Direct of Grand Prairie, Texas. Under the Agreement, Flowers Direct paid the Registrant $75,000 in non-refundable deposits and will pay $.06 per stem sold. Both parties decided in 1995 to cancel this contract because the project was not cost effective.

(C)   RESEARCH AND DEVELOPMENT

      On December 21, 1995, AgriStar Inc. converted its rights and research regarding an edible vaccine for 8 1/2% ownership in a company called Terramed Inc. Terramed, Inc. is a company involved in the development of an edible vaccine for both humans and animals. Due to the uncertainties involved in the success of the company, no value has been assigned to the investment in the Company's financial statements.

(D)   MICROPROPAGATION

      STAR*PAC-REGISTERED TRADEMARK- CONTAINER TECHNOLOGY

      The Registrant's micropropagation business is based on its patented Star*Pac-Registered Trademark- container technology. The Star*Pac-Registered Trademark- containers are made of a flexible, transparent plastic film which is gas permeable, liquid impermeable and able to withstand the high temperatures generated by commercial sterilization systems. As a result, the Star*Pac-Registered Trademark- container system provides an ideal environment for the growth of plant tissue cultures and the preservation of certain plant products.

      While the Star*Pac-Registered Trademark- system does not reduce the technical complexity of plant micropropagation, it does significantly reduce the practical complexity. In a Star*Pac-Registered Trademark- micropropagation laboratory, the nutrient medium is prepared and then dispensed into the Star*Pac-Registered Trademark- containers prior to sterilization. The medium filled Star*Pac-Registered Trademark- containers can then be sterilized as a single unit. After sterilization of the medium filled Star*Pacs, plant cuttings are prepared and cleaned under a sterile vent hood, inserted into each chamber of the Star*Pac-Registered Trademark- container, and the entire Star*Pac-Registered Trademark- container is then heat sealed. After sealing, the filled Star*Pac-Registered Trademark- containers are then moved to an environmentally controlled grow-out room. Since the Star*Pac-Registered Trademark- containers are disposable, there is no need for large quantities of glass or plastic test tubes and the associated washing equipment, and the heat resistance of the Star*Pac-Registered Trademark- plastic makes it possible to sterilize the growth medium and the Star*Pac-Registered Trademark- container as a unit. Similarly each Star*Pac-Registered Trademark- container is divided into a number of sealed chambers so that microbiological contamination of one chamber will not ruin the entire Star*Pac-Registered Trademark-. Finally, the only foreign objects to enter a sterilized Star*Pac-Registered Trademark- are the prepared plant cutting and the technician's forceps. The entire package is then permanently heat sealed. As a result of the foregoing, the Star*Pac-Registered Trademark- system has an economic advantage over conventional plant tissue culture practices, particularly


                                  Form 10-KSB-Page 4
in less developed countries where suitable laboratory equipment is difficult to obtain and sterile working conditions are difficult to maintain.

      Initially, the principal use of the Star*Pac-Registered Trademark- system was in the field of plant tissue culture micropropagation where the unique characteristics of the Star*Pac-Registered Trademark- make it possible to replace sterile test tubes and other rigid-walled containers with a simple disposable plastic bag, thereby reducing the need for "clean room" working conditions. In addition, controlled testing of various agricultural and horticultural plant species in the Registrant's laboratories demonstrated the ability of the Star*Pac-Registered Trademark- system to prolong germplasm storage, improve crop uniformity, accelerate tissue culture growth rates and increase overall crop yields.

(E)   OPERATIONS

      The Company's domestic micropropagation operations are located at Registrant's corporate headquarters in Conroe, Texas. The major products are in higher value plants, particularly orchids and the food crop areas, including banana, onion and mini tubers of potatoes.

      Because of the highly intensive nature of micropropagation, and the relatively low prices for many micropropagated plants, especially for house plants such as ferns, spathaphyllum and ficus, the management recognized in 1991 that for these plants to be competitively marketed in the United States, they had to be produced in countries where labor costs are low. Accordingly, in March 1992, the Registrant entered into an agreement to create, capitalize and operate AgriStar (Asia) Ltd., a company incorporated in Hong Kong, and subsequently a joint venture company, Dongguang Shilong Dexing-Aseptic Cultured Plant Co., Ltd., in China. In 1993, the Shilong operation began to produce and market micropropagated banana plants for the Chinese market, and to export ornamental plants for sale by the Registrant. In January 1994, the Registrant established its second overseas micropropagation facility, AgriStar de Venezuela, S.A., a wholly owned subsidiary of the Registrant. After several months in operation, the Registrant decided to close down the lab because economic conditions in Venezuela had changed whereby it was no longer to the Registrant's advantage to have a micropropagation lab there. The Company ceased its operations in Venezuela in 1995, and abandoned its remaining assets. The assets consisted primarily of its inventory of plants. The abandonment resulted in a loss of $38,208.

(F)   MANUFACTURE OF STAR*PAC-REGISTERED TRADEMARK- CONTAINERS

      The Registrant presently subcontracts the manufacture of Star*Pac-Registered Trademark- containers to unaffiliated firms and anticipates that it will continue to do so for the foreseeable future. The Registrant believes its labor and material sources are reliable and that, other than normal competitive factors, the Registrant's operations and industry do not have any special characteristics which may have a material impact upon its future financial performance. The Registrant presently purchases the raw material for the manufacture of its Star*Pac-Registered Trademark- containers from one unaffiliated supplier, a major petroleum company which is the sole manufacturer of the material. No assurance can be given that there will not be future supply shortages of the material or that prices will not increase. In the event the current raw material becomes


                                  Form 10-KSB-Page 5
unavailable, management is aware of approximately six potential suppliers of suitable replacement materials, all of which are major corporations. The possible replacement materials are not believed by management to be as effective as the raw material currently in use, and no assurances can be given that use of an alternative material will not have an adverse impact on the performance of the Registrant's products and business of the Registrant.


(G)   PATENTS AND KNOW-HOW

      A total of four U.S. patents and eight foreign patents have been issued for the use of the Registrant's Star*Pac-Registered Trademark- container. The original patent specifies the Star*Pac-Registered Trademark- system as including a gas permeable and liquid impermeable membrane container, a system for plant production including enclosure of cells, seeds, plant tissue and plants in a growth medium within the containers, and methods of using the containers including methods of micropropagation and tissue culturing. Two additional patents have been issued for an automated system for the Star*Pac-Registered Trademark- technology. The patented system automates the growing of plants in the Star*Pac-Registered Trademark- containers.


(H)   COMPETITION

      The Registrant's business is intensely competitive. In pursuing its business objectives, the Registrant competes with four distinct categories of businesses: (1) the sale of Star*Pac-Registered Trademark- containers competes with vendors of rigid-walled containers for tissue and cell cultures, such as glass and plastic test tubes, flasks and petri dishes; (2) the micropropagation and sale of plants and plant products using its containers competes with vendors of plants and plant products; (3) the sale of its containers competes with vendors of other types of flexible containers and packages with similar uses. Competitors include large, established companies, and others. Most of the Registrant's competitors have substantially greater financial, technical, research and development, and marketing resources than the Registrant, and
(4) AgriStar Flowers competes on its sales of orchids with other venders of flowers.


(I)   EMPLOYEES

      As of March 31, 1996, the Registrant had 33 full-time employees. Of these employees, 6 are salaried and 27 are paid on an hourly basis. A total of 3 employees are involved in administration, 23 are in production, 2 are clerical support staff and 5 in sales. The AgriStar Flowers subsidiary employs 22 of the 33 employees. The Registrant believes the relationship with its employees is satisfactory, and the Registrant has not experienced work stoppages. The Registrant's employees are not parties to a collective bargaining agreement.


                                  Form 10-KSB-Page 6

ITEM 2.      DESCRIPTION OF PROPERTY.

      The Registrant's principal place of business and offices are situated on
4.09 acres at 100 Hawthorn Road, Conroe, Texas, 77301, approximately 45 miles north of Houston. On May 4, 1990, the Registrant purchased the land, fixed equipment and buildings in Conroe, Texas for $235,000 cash plus 25,000 "restricted" shares of Common Stock of the Registrant.

      Agristar Flowers leases 88,000 square feet of space located at 3376 Foothill Road, Carpinteria, California, from Arm-Roy Stewart, Inc. under a lease which expires in 1998, at a current monthly rental of $3,000, ending December 31, 1995. The new rate of $4,000 per month started with January 1996 and will continue for 12 months. AgriStar Flowers also leases a sales outlet located at 3838 Sepulveda Boulevard, Culver City, California, under a lease for 17,700 square feet of space, at a current monthly rental of $850.


                                  Form 10-KSB-Page 7

ITEM 3.      LEGAL PROCEEDINGS.

      The Registrant is not involved with any material legal proceedings.



ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                       PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      From March, 1989 to August 13, 1993, the Registrant's Common Stock was quoted on the NASDAQ Small-Cap Market system and listed on the Boston Stock Exchange under the symbol "AGRS." As of August 13, 1993, the quotation of the Common Stock on NASDAQ was discontinued, because the Registrant's total assets had decreased below the minimum level required for continued quotation on NASDAQ. The Common Stock of the Registrant continues to be listed on the Boston Stock Exchange and over the counter on the electronic bulletin board. The chart below reflects closing sale prices for the years ending December 31, 1994 and December 31, 1995, as reported by the Boston Stock Exchange.



                             HIGH           LOW
                             ----           ---

     Fiscal 1994
- ---------------------

First Quarter                .25            .19
Second Quarter               .25            .13
Third Quarter                .25            .13
Fourth Quarter               .16            .13

     Fiscal 1995
- ---------------------

First Quarter                .19            .13
Second Quarter               .13            .05
Third Quarter                .06            .05
Fourth Quarter               .05            .03


                                  Form 10-KSB-Page 8

      On January 31, 1996, the number of stockholders of record for the Common Stock was 417.

      The Registrant has never paid any dividends. The current policy of the Board of Directors is to retain all available funds to finance the development of the Registrant's existing and proposed products and the expansion of its business. Accordingly, it is not anticipated that any cash dividends will be paid to stockholders of the Registrant in the foreseeable future.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FISCAL 1995 COMPARED WITH FISCAL 1994

      For the year ended December 31, 1995, the Registrant incurred a net loss of ($433,376) on total revenues of $2,071,119, substantially all of which were on sales of orchids, potatoes, onions, and Star*Pac bags. During the preceding year, the Registrant incurred a net loss of ($292,666) on total revenues of $2,212,484. AgriStar Flowers had sales of $1,528,228 as compared to $1,533,199 in 1994. The Company had an increase of $116,504 in plant sales for 1995, including an increase in orchid sales of $46,699. Sales of AgriStar de Venezuela of $81,622 and other operating revenue of $158,435 from license, distribution and processing fees, initial non-refundable royalties from a flower packaging agreement, and a grant from an unrelated corporation for the propagation of hardwood trees contributed to higher total revenues in 1994.

      The Company's plant sales are seasonal in nature, with 42% of such sales occurring in the second quarter in 1995. Revenues from micropropagation activities at the Conroe facility in the second quarter represented 45% and 58% of annual revenues from this facility in 1995 and 1994, respectively. Revenues from plant sales of AgriStar Flowers in each of the first two quarters in 1995 were 29% and 25% of annual revenues.

      Sales for 1995 decreased by 6% from 1994, while gross profit increased from 35% to 38% of sales. The increase in gross profit for 1995, resulted from higher margin orchid sales and the abandonment in 1994 of $97,713 of plants purchased by AgriStar de Venezuela due to infection. Total selling, general and administrative expenses for 1995 were $1,168,612 compared to $1,104,402 for 1994 for an increase of $64,210. The increase in selling, general and administrative expenses is due to increased bad debts of $78,236 and professional fees of $45,507, which are partially offset by a decrease of 1994 expenses of $71,999 from AgriStar de Venezuela, including foreign currency translation losses of $45,408.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1995, the Registrant had total assets of $1,704,763, including $1,229,452 of current assets, and total liabilities of $1,016,994, of which $928,952 were current liabilities. In December 1993, the Company borrowed $40,000 from Dr. Dominic Man-Kit Lam, the Company's Chief Executive Officer. In March 1994, the Company borrowed an additional $20,000 from Dr. Lam. Additionally, the Company borrowed $60,000 from two stockholders in December 1994, in order to meet its current obligations. In August, 1995, the Company borrowed $300,000 from a stockholder, payable in August 1996, with interest payable quarterly


                                  Form 10-KSB-Page 9
at 12%. There is no assurance that additional loans will be forthcoming. The Company has incurred substantial recurring losses which have decreased working capital and caused cash flow problems. Although it cannot be assured that the company will be able to continue as a going concern, management believes that cost savings efforts and the shifting of the Conroe location's inventory and sales from potatoes, onions and similar plants to more profitable orchids will enable the Company to meet its obligations and sustain its operations.

      On May 20, 1996, AgriStar, Inc. received notice that the maturity of the $300,000 note payable was being accelerated from August 3, 1996 to June 20, 1996 due to failure by the Company to pay interest which was due March 4, 1996. The notice calls for payment of the principal and accrued interest. There is no assurance that AgriStar will be able to pay off the loan at this time or that the shareholder will postpone the payment of the loan.

      It is anticipated that AgriStar (Asia), accounted for under the equity method, will continue to operate at a loss as an independent entity in 1996. The Registrant's equity in losses from AgriStar (Asia) in 1995 will be limited to its net investment of $1.

      As of January 30, 1996, Dr. Dominic Man-Kit Lam voluntarily reduced his annual salary to $48,000. Furthermore, as of May 15, 1996, Dr. Lam once again voluntarily waived his entire salary.

ITEM 7.      FINANCIAL STATEMENTS.

      For the years ended December 31, 1994 and 1995, the financial statements were audited by the accounting firm of Conklin Hruzek & Co., P.C. The financial statements of the Registrant for such periods are annexed to this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      As described in its Current Report on Form 8-K dated February 1, 1995, the financial statements of the Issuer for the year ended December 31, 1993, were audited by the independent accounting firm of Ernst & Young LLP. The Issuer dismissed Ernst & Young LLP on February 1, 1995, and retained the accounting firm of Conklin Hruzek & Co., P.C. as its auditors as of that date. The appointment of Conklin Hruzek & Co., P.C. as the Issuer's independent accounting firm was approved by the Audit Committee. Accordingly, the financial statements of the Issuer for the year ended December 31, 1994 and for all subsequent periods will be audited by the accounting firm of Conklin Hruzek & Co., P.C.

      During the Issuer's fiscal year ended December 31, 1993, and the subsequent interim period preceding the appointment of Conklin Hruzek & Co., P.C. as the Issuer's independent accounting firm, the former auditor's report on the Issuer's financial statements neither contained any adverse opinions or disclaimers of opinions nor were qualified or modified as to uncertainties, audit scope, or accounting principles. There were no disagreements with the former auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the


                                 Form 10-KSB-Page 10
satisfaction of the former auditors, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The By-Laws of the Registrant provide that the Registrant shall have not less than three (3) nor more than nine (9) Directors, the exact number to be fixed by the Board of Directors from time to time. The Registrant's directors are elected by a vote at the annual meeting of the stockholders and serve for terms of one year. While the current terms of the directors of the Registrant will expire on the date of the next annual meeting of the stockholders, it is anticipated that the current directors of the Registrant will continue to serve in such capacities for the foreseeable future. Directors who are not salaried employees of the Registrant are reimbursed for their travel, lodging and food expense incurred when attending such meetings.

      The day to day business affairs of the Registrant are entrusted to its executive officers. The officers, who are appointed by the Board of Directors, hold office for one-year terms. While the current terms of the officers of the Registrant will expire on the date of the next annual meeting of the stockholders, it is anticipated that the current officers of the Registrant will continue to serve in such capacities for the foreseeable future.

      As of May 30, 1996, the executive officers and directors of the Registrant are as follows:

Name                                   Age       Position
- ----                                   ---       --------

Dominic Man-Kit Lam                    48        Chairman of the Board
                                                 and Director

Alvin Granoff                          48        Secretary and Director

Cal A. Froberg                         32        President, Treasurer, and
                                                 Chief Financial Officer

      A brief account of the business experience of each executive officer and director of the Registrant follows:

      DR. DOMINIC MAN-KIT LAM was appointed Chief Executive Officer and Chairman of the Registrant's Board of Directors effective June 7, 1991.
Dr. Lam resigned as Chief Executive Officer, as well as officer, of the Company on September 28, 1995. In 1984, Dr. Lam co-founded Houston Biotechnology Incorporated, a privately held biotechnology firm involved in the development of biopharmaceutical products for use in the fields of ophthalmology and neurology. Dr. Lam served as Chairman of the Board of Directors of Houston Biotechnology from 1984 through July 1991 and continues to serve as a scientific advisor. From 1988 to 1992, Dr. Lam also served as a Director of the Hong Kong Institute of Biotechnology, a non-profit research institute that is conducting research in the fields of pharmaceutical development, environmental technology and food science. In 1988, Dr. Lam also founded LifeTech Industries, Ltd., a privately held technology transfer company engaged in the development and marketing of health care products.

                                 Form 10-KSB-Page 11

      Dr. Lam is a 1967 graduate of Lakehead University (B.S. Mathematics); a 1968 graduate of the University of British Columbia (M.S. Theoretical Physics); and a 1970 graduate of the University of Toronto (Ph.D. Medical Biophysics). Subsequently, Dr. Lam was employed for two years as a research fellow in Neurobiology at the Harvard Medical School. In 1972, Dr. Lam was appointed Instructor in Neurobiology at the Harvard Medical School and was subsequently promoted to Assistant Professor of Physiology in 1974. In 1977, Dr. Lam left the Harvard Medical School to accept a position as Associate Professor of Ophthalmology at the Baylor College of Medicine where he was subsequently promoted to Professor of Ophthalmology in 1980. In 1985, Dr. Lam was named Professor of Biotechnology and Cell Biology at the Baylor College of Medicine and was appointed to serve as the Director of the Center for Biotechnology, Baylor College of Medicine until 1992, when he became Director Emeritus. Dr. Lam also serves as Adjunct Professor of Physics, at the University of Houston, and as an Adjunct Professor of Neurobiology and Anatomy at the University of Texas Health Science Center.

      As a result of his professional, business and artistic endeavors, Dr. Lam has been the recipient of numerous awards including the Marjorie W. Margolin Prize from the Retina Research Foundation (1986); the Houston Art Center Award for Painting (1987); the Retina Research Foundation Award (1988); the KPMG Peat Marwick High Tech Entrepreneur of the Year Award (1989); an Arthur Young/Inc. Magazine Entrepreneur Award (1989); the Presidential Medal of Merit (1989); and the Alcon Award for outstanding achievement in ophthalmology research (1990). Dr. Lam also served as a member of President Bush's Committee on Arts and Humanities.

      ALVIN GRANOFF was appointed to the Board of Directors on September 28, 1995. Mr. Granoff is Chairman and part owner of the Stoneleigh Hotel and Chairman of Granoff Co., an international investment trade company. He is also President and founder of Granoff Law Offices. Mr. Granoff attended law school at Southern Methodist University and also attended Beloit College.

      CAL A. FROBERG has served as the Registrant's Chief Technical Officer since March 1990 and has recently been appointed Vice President. Before joining the Registrant, Mr. Froberg was the general manager of Plant Reproduction International, Inc., one of the largest commercial micropropagation facilities in the U.S. During his career, Mr. Froberg has worked with over 75 different plant species, totaling over 250 varieties of plants, including vegetables and fruit crops as well as ornamental varieties. Mr. Froberg has received numerous awards from The American Society of Horticultural Science and The International Plant Propagators' Society for his achievements in plant tissue culture and propagation. Mr. Froberg received a Bachelor of Science degree in Horticultural Science from The Texas A&M University in 1985. On March 22, 1995, Mr. Froberg was promoted to Chief Operating Officer.

INDEMNIFICATION


                                 Form 10-KSB-Page 12

      The Registrant's Certificate of Incorporation and By-laws are intended to take full advantage of the enabling provisions of the General Corporation Law of Delaware with respect to limiting the personal liability of its officers, directors, employees and agents. The Certificate and By-laws provide that the Registrant may indemnify current and former directors, officers, employees and agents, and persons serving in similar capacities in the subsidiaries or other entities in which the Registrant has an interest to the fullest extent permitted by law. Thus, the Registrant may be prevented from recovering damages for certain alleged errors or omissions by the officers and directors of the Registrant. Under the Registrant's By-laws, indemnification payments may only be made upon a determination that the indemnified person acted in good faith and in a manner such person reasonably believed to be in, or not opposed to, the best interests of the Registrant and, with respect to a criminal proceeding, had no reasonable cause to believe such conduct was unlawful. Such determination shall be made (i) by a majority of the disinterested members of the Board of Directors, (ii) by independent legal counsel in a written opinion, or (iii) by the stockholders. It is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the Securities Act and the rules and regulations thereunder is against public policy and therefore unenforceable.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Three reports covering transactions for Dr. Dominic Man-Kit Lam, Alvin Granoff and Cal A. Froberg have been or will be filed late. These transactions have been or will be reported to the SEC on Form 3 and Form 4.

ITEM 10.     EXECUTIVE COMPENSATION

      The following summary compensation table sets forth, for the fiscal years indicated, the total compensation received by the Chief Executive Officer. No executive officer of the Company was paid salary and bonus exceeding $100,000 with respect to the year ended December 31, 1995. The Registrant has no deferred compensation, life insurance, long term incentive or other executive compensation plans.


                                 Form 10-KSB-Page 13

                              SUMMARY COMPENSATION TABLE


                                                                                 Long Term Compensation
                                                                    -----------------------------------------------
                                      Annual Compensation                   Awards                   Payouts
                               ----------------------------------   ----------------------   ----------------------
                                                                   Restricted
 Name and Principal                               Other Annual        Stock     Options/     LTIP       All Other
     Position          Year    Salary    Bonus   Compensation(1)     Awards       SARs      Payouts   Compensation
- ---------------------  ----   --------   -----   ---------------   ----------   ---------   -------   ------------

Dr. Dominic Man-Kit    1995   $ 80,000(2) $0          $0               $0           0         $0          $0
Lam,
CEO                    1994   $ 80,769    $0          $0               $0           0         $0          $0
                       1993   $110,769    $0          $0               $0       4,000,000     $0          $0


- ----------------
(1) Certain of the officers of the Company routinely receive other benefits from the Company, including travel reimbursement, the amounts of which are customary in the industry. The Company has concluded, after reasonable inquiry, that the aggregate amounts of such benefits during the years ended December 31, 1995, 1994, and 1993 which cannot be precisely ascertained, did not exceed the lesser of 10% or $50,000 of the compensation set forth above as to the Chief Executive Officer or as to all executive officers as a group.

(2) As of January 31, 1996, Dr. Lam's compensation was reduced to $48,000 per annum. As of May 15, 1996, Dr. Lam's compensation was totally eliminated.

STOCK OPTION/SAR GRANTS IN 1995

      A total of 295,000 options were granted in October 1, 1995 for AgriStar employees. These options will be fully vested after September 30, 1996 and will expire on September 30, 1999.


                                 Form 10-KSB-Page 14

                        OPTION/SAR GRANTS IN LAST FISCAL YEAR

FISCAL YEAR END OPTION VALUES

      No options were exercised by the Chief Executive Officer during fiscal 1995. The following table provides information related to the number and value of options (none of which were in-the-money) held at fiscal year end.

                                     Number of Securities Underlying Unexercised
                                              Options at FY-End (#)
                                              ---------------------

      Name                             Exercisable               Unexercisable
      ----                             -----------               -------------

      Dr. Dominic Man-Kit Lam. . . .     4,000,000                    -0-

EMPLOYMENT AGREEMENTS

      Pursuant to the employment agreement with Dr. Lam, as amended, Dr. Lam is entitled currently to receive an annual salary of $80,000. On September 23, 1993, Dr. Lam voluntarily reduced his salary from $120,000 to $80,000 in order to afford a greater amount of working capital for the Company. This salary was further reduced to $48,000 per annum effective January 31, 1996. Finally, Dr. Lam voluntarily waived his entire salary beginning May 15, 1996. The term of employment is for 5 years expiring on May 31, 1996, and is renewable for such periods as determined by mutual agreement of the parties. The employment agreement provides for an annual cost of living increase, an incentive bonus at the discretion of the Board of Directors, and any fringe benefits offered generally to all the Registrant's employees, and reimbursement for expenses incurred for the benefit of the Registrant. The agreement also prohibits competition with the Registrant during its term, and solicitation of the Registrant's employees and customers for two years after termination. It further provides that all inventions, discoveries and technical improvements made by Dr. Lam during the period of his employment, whether protectible or unprotectible by patent, trademark, copyright or trade secret, and which relate or pertain in any way to the business of the Registrant, shall become and remain the sole and exclusive property of the Registrant.

      Pursuant to his employment agreement, in September 1991, Dr. Lam exercised the option to purchase 1,000,000 shares of Common Stock. On April 23, 1993, Dr. Lam was granted an option by the Registrant to purchase 4,000,000 shares of Common Stock at an exercise price of $.46 per share, exercisable during the period commencing April 23, 1993 and ending on April 22, 2003.

      In light of Dr. Lam's numerous academic and business endeavors, the employment agreement provides that Dr. Lam will only be required to devote so much of his business time, effort and attention to the affairs of the Registrant as may be reasonably necessary to effectively discharge his duties to the Registrant, and that Dr. Lam will have the unrestricted right to pursue other business interests to the extent that such interests are not competitive with the business of the Registrant. In light of the potential conflicting demands on Dr. Lam's time and potential conflicting claims to technological opportunities that may, from time to time, come to the attention of Dr. Lam, the Registrant has agreed to use its best efforts to resolve any conflicts of interest in a fair manner which will protect the interests of the Registrant and all other persons to whom Dr. Lam owes a fiduciary duty. To the extent that an actual conflict of interest arises


                                 Form 10-KSB-Page 15
between the Registrant and Dr. Lam or any of his affiliates, then Dr. Lam is required to provide full and fair disclosure of all material facts surrounding such conflict to the Board of Directors and to abstain from voting on any matter or proposal which may have a direct or indirect impact on such conflict.

      The Registrant does not have a right of first refusal with respect to all business or technological opportunities that may come to the attention of Dr. Lam. While Dr. Lam is obligated to protect the Registrant's exclusive rights to its patented semi-permeable flexible container system and use his best efforts to convey all improvements thereon and all additional commercial uses therefor to the Registrant, the agreement recognizes that the Dr. Lam's various activities may, from time to time, give rise to conflicting claims to technologies developed or acquired by Dr. Lam and his affiliates. In general, Dr. Lam will be obligated to use reasonable efforts to obtain assignments, licenses or first rights of refusal on behalf of the Registrant for methods, technical developments and technologies which relate specifically to plant cloning, micropropagation, agriculture, and horticulture, and which Dr. Lam has rights to transfer. Dr. Lam shall have no obligation to the Registrant, however, with respect to methods, technical developments and technologies relating to the genetic engineering of new plant species, or with respect to the development, extraction or subsequent commercialization of new products derived from such plants.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information, as of January 31, 1996 with respect to the beneficial ownership of Common Stock by (i) each person known to be the beneficial owner of 5% or more of the outstanding voting securities of the Registrant, (ii) each director of the Registrant, and (iii) all executive officers and directors as a group.


                                                                  Percentage of
                                                                   Outstanding
Name and Address of Beneficial Owner   Number of Shares Owned      Common Stock
- ------------------------------------   ----------------------     -------------

Dominic Man-Kit Lam (1)(2)                  14,482,202                39.5%

Cal A. Froberg (1)(3)                          220,000                 *

Alvin  Granoff                                  25,000                 *
1107 W. Jefferson Blvd.
Dallas, Texas  75208

SOS & Co.                                    2,000,000                 6.1%
4800 Main Street
Kansas City, Missouri 64112

Limit & Co.                                  3,922,000                12.0%
2501 McGee Street
Kansas City, Missouri 64108


                                Form 10-KSB - Page 16

All Executive Officers and Directors       14,727,202                 44.1%
as a Group (3 persons)

- ---------------------
*     Less than one percent
(1)   100 Hawthorn Road, Conroe Texas, 77301.
(2) Includes (a) 5,982,000 shares held by Dr. Lam, (b) 3,500,000 shares held by Dr. Lam's brother-in-law, Dr. Tsang Wai-Kuen and other family members, but subject to a 10-year voting trust, and (c) 1,000,000 shares held by Dr. Lam for the benefit of his two minor children. Dr. Lam disclaims
      beneficial ownership of such shares.   Also includes presently
      exercisable options to purchase 4,000,000 shares.
(3)   Includes presently exercisable options to purchase 200,000 shares.



ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Not applicable.

ITEM 13.     EXHIBITS, LIST AND REPORTS ON FORM 8-K

      The following index to financial statements and exhibits refers to the body of the financial statements which are submitted as a separate section following the signature page of this Annual Report on Form 10-KSB.

1.    Index to Financial Statements (including materials required by Item 8):
             Report of Conklin Hruzek & Co., P.C., Independent Auditors Balance Sheet--December 31, 1995
             Statements of Operations--Years Ended December 31, 1995 and 1994 Statements of Shareholders' Equity--Years Ended December 31,
               1995 and 1994

             Statements of Cash Flows--Years Ended December 31, 1995 and 1994 Notes to Financial Statements

2.   (a)  REPORTS ON FORM 8-K

     None

     (b)  EXHIBITS


21.  Subsidiaries of the Registrant.


                                Form 10-KSB - Page 17

                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:         May 24, 1996
                                        AGRISTAR INC.



                                        By: /s/ Cal Froberg
                                           -------------------------------------
                                           Cal Froberg, President and
                                           Treasurer and Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURE                               TITLE                         DATE
- ---------                               -----                         ----


- ---------------------
Dominic Man-Kit Lam         Chairman of the Board and Director     May 24, 1996



                                Form 10-KSB - Page 18

                             INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareholders
AgriStar Inc.

We have audited the consolidated balance sheet of AgriStar Inc. and its subsidiaries as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AgriStar Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 and 12 to the consolidated financial statements, the Company has suffered recurring losses from operations and experienced cash flow problems that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                   CONKLIN HRUZEK & CO. P.C.


Houston, Texas
May 15, 1996, except for Note 12,
as to which the date is June 4, 1996


                                Form 10-KSB - Page 19


                                    AGRISTAR INC.
                              Consolidated Balance Sheet
                                  December 31, 1995


ASSETS
Current assets:
   Cash and cash equivalents                                         $   42,704
   Trade accounts receivable, net of allowance for doubtful
      accounts of $4,729                                                 68,910
   Receivable from related party                                          9,670
   Inventories -- Note 2                                              1,047,282
   Deposits                                                              13,131
   Prepaid expenses                                                      47,755
                                                                     ----------
          Total current assets                                        1,229,452
Investment in affiliated company -- Note 5                                    1
Property, plant and equipment, net -- Note 6                            249,331
Patent cost, net of accumulated amortization
   of $130,990                                                          225,979
                                                                     ----------

                                                                     $1,704,763
                                                                     ----------
                                                                     ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                          $  364,955
   Accrued acquisition cost - Note 3                                     70,576
   Notes payable to stockholders - Notes 9 and 12                       420,000
   Current maturities of long-term debt - Note 5                         38,421
   Unearned income -- Note 11                                            35,000
                                                                     ----------
          Total current liabilities                                     928,952

Long-term debt, net of current maturities - Note 5                       88,042
Commitments and contingencies -- Notes 2, 11 and 12
Shareholders' equity -- Notes 3 and 10:
   Common stock:
      Authorized 50,000,000 shares of $.01
      par value; 32,612,404 shares
      issued and outstanding                                            326,124
   Additional paid-in capital                                         7,453,075
   Accumulated deficit                                               (7,091,430)
                                                                     ----------

          Total shareholders' equity                                    687,769
                                                                     ----------

                                                                     $1,704,763
                                                                     ----------
                                                                     ----------




See accompanying notes to consolidated financial statements.


                                Form 10-KSB - Page 20

                                  AGRISTAR INC.
                     Consolidated Statements of Operations


                                                   YEARS ENDED DECEMBER 31,
                                                  --------------------------
                                                     1995            1994
                                                     ----            ----

REVENUES:
     Sales and other operating revenues           $2,071,119     $ 2,212,484

COST OF PLANTS AND BAGS SOLD                       1,286,788       1,439,162
                                                 -----------     -----------

     Gross profit                                    784,331         773,322
                                                 -----------     -----------
OPERATING EXPENSES:
     Selling, general and administrative           1,168,612       1,104,402
     Research and development                              0          10,954
                                                 -----------     -----------

          Total operating expenses                 1,168,612       1,115,356
                                                 -----------     -----------

OPERATING LOSS                                      (384,281)       (342,034)

OTHER INCOME (EXPENSE):
     Abandonment of inventory (Note 4)               (38,208)             --
     Interest and other income                        16,000          56,376
     Interest and other expense                      (26,887)         (7,008)
                                                 -----------     -----------

          Net other income (expense)                 (49,095)         49,368
                                                 -----------     -----------
NET LOSS                                         $  (433,376)    $  (292,666)
                                                 -----------     -----------
                                                 -----------     -----------

NET LOSS PER SHARE                               $      (.01)    $      (.01)
                                                 -----------     -----------
                                                 -----------     -----------

Weighted average number of
     shares outstanding                           32,612,404      32,612,404
                                                  ----------     -----------
                                                  ----------     -----------


See accompanying notes to consolidated financial statements.

                         Form 10-KSB - Page 21

                              AGRISTAR INC.
              Consolidated Statements of Shareholders'  Equity



                                   Common Stock
                             -----------------------
                                                         Paid-in       Accumulated
                                Shares        Amount     Capital          Deficit       Total
                              ----------     -------    ---------      -----------    --------
Balance at
     December 31, 1993        32,612,404      326,124   7,453,075      (6,365,388)    1,413,811


Net loss for the year ended
     December 31, 1994             --            --         --           (292,666)     (292,666)
                              ----------     --------   ----------    -----------    ----------

Balance at
     December 31, 1994        32,612,404     $326,124   $7,453,075    $(6,658,054)   $1,121,145

Net loss for year ended
     December 31, 1995             --            --         --           (433,376)     (433,376)
                              ----------     --------   ----------    -----------    ----------

Balance at
     December 31, 1995        32,612,404     $326,124   $7,453,075    $(7,091,430)   $  687,769
                              ----------     --------   ----------    -----------    ----------
                              ----------     --------   ----------    -----------    ----------


See accompanying notes to consolidated financial statements.

                                Form 10-KSB - Page 22

                                    AGRISTAR INC.
                        Consolidated Statements of Cash Flows

                                                     Years ended December 31,
                                                    --------------------------
                                                        1995            1994
                                                    ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                        $ (433,376)      $(292,666)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                   73,442          79,671
    Abandonment of inventory                            38,208              --
    Changes in current assets and liabilities:
        Accounts receivable                             51,474          48,692
        Inventory                                      112,221        (230,308)
        Prepaid expenses and other                      29,488         (34,595)
        Accounts payable and accrued liabilities           976         101,469
        Accrued acquisition cost                       (88,542)        (82,382)
        Unearned income                                (81,900)        101,150
        Retirement of asset                                622              --
                                                    ----------       ---------
            Net cash used in operating activities     (297,387)       (308,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment          (10,092)        (11,359)
                                                    ----------       ---------

            Net cash provided by (used in)
                investing activities                   (10,092)        (11,359)
                                                    ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from loans from stockholders          300,000          80,000
        Payment of bank loan                                --        (500,000)
                                                    ----------       ---------

            Net cash provided by (used in)
            financing activities                       300,000        (420,000)
                                                    ----------       ---------

Net decrease in cash and cash equivalents              ( 7,479)       (740,328)
Cash and cash equivalents at beginning of the year      50,183         790,511
                                                    ----------       ---------

Cash and cash equivalents at end of the year        $   42,704       $  50,183
                                                    ----------       ---------
                                                    ----------       ---------


See accompanying notes to consolidated financial statements.

                                Form 10-KSB - Page 23

                                    AGRISTAR INC.
                      Notes to Consolidated Financial Statements


1.   THE COMPANY

     AgriStar Inc. (the Company) is engaged in the growing of orchids for its subsidiary and the marketing and sale of products which utilize its patented semi-permeable flexible container system which Management believes is a significant advance in the field of plant micropropagation and the storage, growth and shipment of living plants and other organisms. The container serves as a totally closed system or miniature aseptic greenhouse for plant micropropagation or cloning, the process of regenerating a new plant or many identical plants from parts of an original plant.

     AgriStar Flowers, Inc. (Flowers) is a wholly-owned subsidiary of the Company. Flowers is in the business of growing and selling orchids and is based in California.

     In January 1994, the Company formed a wholly-owned subsidiary, AgriStar de
     Venezuela, S.A., and     began micropropagation activities in Venezuela.
     The Company discontinued production at the lab    facility in 1994.  The
     Company ceased its remaining activities in Venezuela in 1995.


2.   SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies of the
     Company:

     (a)  GENERAL

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (b)  BASIS OF PRESENTATION

          The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses which have resulted in cash flow problems. The Company's continued existence is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements and to obtain additional financing or refinancing as required. Although it cannot be assured that the Company will be able to continue as a going concern, management believes that cost saving efforts should enable the Company to meet its obligations and sustain its operations.

     (c)  INVENTORIES

          Inventories consist of orchids and other plants, Star*Pacs, heat sealers and supplies, and are stated at the lower of average cost or market. At December 31, 1995, inventories consist of the following:


               Raw materials and supplies         $    21,920
               Work in progress                       203,381



                                Form 10-KSB - Page 24


     Finished goods                                   821,981
                                                  -----------
                                                  $ 1,047,282
                                                  -----------
                                                  -----------


     (d)  PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

          Property, plant and equipment are recorded at cost. Expenditures for ordinary maintenance and repairs are charged to operations when incurred. The cost of renewals and replacements are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, as follows:

          Laboratory Equipment               5 to 7 years
          Buildings                          7 to 31 years
          Office Furniture and Equipment     3 to 7 years
          Vehicle                            5 years


     (e)  PATENT COSTS

          Patents are recorded at cost and are being amortized over their estimated useful lives of 17 years. Amortization expense for 1995 and 1994 is $23,202 and $22,953, respectively.

     (f)  NET LOSS PER SHARE

          The 1995 and 1994 loss per share is computed on the basis of the weighted average number of shares outstanding during the year. All options and warrants have been excluded from the calculation as they would be anti-dilutive.

     (g)  STATEMENTS OF CASH FLOWS

          For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Interest paid for the years ended December 31, 1995 and 1994 was $9,322 and $8,279 respectively. The Company's non-cash investing and financing activities in 1995 and 1994 consisted of capital lease obligations incurred in 1995 of $50,463 under leases for computer equipment and computer software.

     (h)  CONSOLIDATION OF WHOLLY-OWNED SUBSIDIARIES

          The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company's investment in a 49% owned company is accounted for on the equity basis, as discussed in Note 5 to the financial statements.



3.   ACQUISITION OF STEWART ORCHIDS

     Effective July 5, 1993, the company acquired certain assets of Stewart Orchids, a California based orchid grower for $518,811 which consisted of a $70,000 note payable, 400,000 shares of Restricted common stock (fair market value of $50,000), contingent payments of $317,500 and incurred acquisition costs of approximately $81,311. The contingent payments include quarterly cash payments equal to 10 percent of revenues received from sales of the acquired inventory through January 1996,

                                Form 10-KSB - Page 25
     not to exceed $280,000, and up to an additional 300,000 shares of restricted common stock issued at a rate of one share of common stock for every $8.33 of revenues from the sale of the acquired inventory. The contingent payments were accrued as part of the purchase price. The balance of the accrued purchase price at December 31, 1995 was payable in cash of up to $109,076 and up to 300,000 shares of restricted Common Stock. Approximately 215,000 shares are issuable under the agreement as of December 31, 1995. Subsequent to December 31, 1995, the Company paid cash of $8,144 for sales through December 31, 1995, and issued a note payable to the former owner for $76,000 towards the portion of the accrued purchase price payable in cash. Accordingly, $76,000 of the accrued purchase price has been classified as long-term debt as of December 31, 1995. The acquired assets consisted primarily of inventory. The acquisition was accounted for using the purchase method and, accordingly, the purchase price was allocated to the assets acquired based on estimated fair values at the date of acquisition. The acquired company is a wholly-owned subsidiary of the Company known as AgriStar Flowers, Inc. (dba Stewart Orchids).

4.   INVESTMENT IN CONSOLIDATED FOREIGN OWNED SUBSIDIARY

     In January 1994, the Company formed a wholly owned subsidiary, AgriStar de Venezuela, S.A., and began micropropagation activities in Venezuela. In connection with the operations, the Company entered into a six month lease of certain facilities and equipment. The Company did not exercise its option to extend the lease and discontinued production at the lab facility in 1994. The company ceased its remaining activities in 1995, and abandoned its assets in Venezuela, which consisted primarily of its inventory of plants. The abandonment resulted in a loss of $38,208.

     AgriStar de Venezuela, S.A. operated in an economic environment which is highly inflationary. Inventories were translated at approximate rates prevailing when acquired. Other assets and liabilities were translated at year end exchange rates. Income and expense were translated at average rates of exchange prevailing during the year. Net translation losses of $45,408 were included in selling, general and administrative expenses in 1994. No translation losses were recognized in 1995.

     The following is a summary of AgriStar de Venezuela's operations for the year ended December 31, which are included in the consolidated financial statements:


                    1995      1994
                    ----      ----
     Gross Revenue  $ --      $  82,000
                    ----      ---------
                    ----      ---------
     Net Loss       $(38,000) $(165,000)
                    --------  ---------
                    --------  ---------


5.   INVESTMENT IN AFFILIATED COMPANY

     In March 1992, The Company entered into an agreement with Mercuries-Jeantex Holdings Limited, a Hong Kong corporation ("Mercuries") with respect to the creation, capitalization, ownership and operation of AgriStar (Asia) Ltd., a newly-formed Hong Kong corporation ("AgriStar (Asia)"). Under the terms of this agreement, the Company conveyed a 20-year exclusive license to AgriStar (Asia) and technical support valued at $77,291 in exchange for an equity interest in AgriStar (Asia) of 49% of the initial stockholders' equity. Under the terms of the Agreement, AgriStar (Asia) has been granted the exclusive right to license and commercialize the Company's technologies in Taiwan, the British Crown Colony of Hong Kong and the People's Republic of China, together with a right of first refusal to license and commercialize the Registrant's technologies in other Asian countries, including Japan, India, the countries of Indo-China and Indonesia. The capital required to build and fund the facilities was provided by the Company's joint venture partner.

                                Form 10-KSB - Page 26

     In connection with each license agreement negotiated by AgriStar (Asia), the Company is entitled to receive an annual technology license fee of $25,000 together with a production royalty of 5% of the actual selling price of plants produced and sold by Centers established by AgriStar
     (Asia). The Company has waived the annual technology licensee fee in 1995 and 1994. No production royalties have been recognized by the Company through December 31, 1995.

     AgriStar (Asia) completed construction of and commenced the production of plants from its first Center at ShiLong, an industrial community near Canton in the People's Republic of China in 1992. The Company's investment in AgriStar (Asia) has been recorded under the equity method of accounting. The Company has no obligation to fund the operating losses of Agristar
     (Asia) in excess of the Company's investment. Accordingly, the Company has not recognized its equity in the operating losses of Agristar (Asia) beyond its investment. The Company's unrecognized losses from Agristar (Asia's) operations was approximately $370,000 at December 31, 1995. The Company's unrecognized losses from AgriStar (Asia's) operations for the years ended December 31, 1995 and 1994 amounted to approximately $180,000 and $133,000, respectively.

6.   PROPERTY, PLANT AND EQUIPMENT

     At December 31, 1995, property, plant and equipment and accumulated depreciation were composed of the following:


     Leasehold improvements                  $  3,149
     Land                                       8,200
     Buildings and improvements               192,118
     Equipment                                181,734
     Furniture and fixtures                   169,836
     Vehicle                                    1,647
                                             --------

     Total property, plant and equipment,
       at cost                                556,684

     Accumulated depreciation                (307,353)
                                             --------

     Net property, plant and equipment       $249,331
                                             --------
                                             --------


     Depreciation expense for the years ended December 31, 1995 and 1994 was $50,240 and $56,717, respectively.

7.   INCOME TAXES

     The Company has no income tax expense in 1995 and 1994 for either financial or income tax reporting purposes. For Federal income tax purposes, the Company has unused net operating loss carryovers of approximately $7,000,000 expiring through 2010, available to offset future taxable income. Utilization of approximately $4,700,000 of these carryovers, which expire during the years 2003 to 2007, are subject to annual limitations of approximately $165,000 as a result of certain ownership changes in the common stock of the Company.

     The Company has a net operating loss carryover for financial statement purposes of approximately $6,560,000 at December 31, 1995. The temporary differences between financial statement and income tax net operating loss carryovers result from the use of the cash basis of accounting by AgriStar Flowers, Inc. for income tax purposes. Because of the Company's history of losses, the recognition

                                Form 10-KSB - Page 27
     of the net operating loss carry forwards is uncertain at this time. Accordingly, all net deferred tax assets resulting from the Company's net operating loss carryover and its losses from AgriStar de Venezuela of approximately $204,000, have a 100% valuation allowance recorded against them as of December 31, 1995 and 1994.

8.   NOTES PAYABLE AND LONG-TERM DEBT

     The Company's notes payable consist of the following at December 31, 1995:

     Notes payable to the Company's Chairman of the Board, payable
     on demand with interest at 6%, unsecured     $ 60,000

     Notes payable to stockholders on
     demand, with interest at 8 1/2%,
     collateralized by substantially all
     of the Company's assets including
     all of the outstanding shares of
     AgriStar Flowers, Inc.                         60,000

     Note payable to a stockholder, due
     August 4, 1996, with interest payable
     quarterly at 12%, collateralized by
     all of the outstanding shares of
     AgriStar Flowers, Inc.                         300,000
                                                   --------
                                                   $420,000
                                                   --------
                                                   --------

     The Company's long-term debt consists of the following at December 31, 1995:

     Note payable to former owner of
     Stewart Orchids in monthly installments
     of $3,533, including interest at 10%,
     beginning April 1, 1996 with the final
     installment due March 1, 1998,
     collateralized by substantially all
     of the assets of AgriStar Flowers, Inc.      $ 76,000

     Capitalized lease obligations payable
     in monthly installments of $1,648 in
     1996, 1997 and 1998, and $1,066 in
     1999 and 2000, including interest at
     approximately 22%, collateralized by
     computer equipment and software                50,463
                                                  --------
                                                  $126,463
     Less current maturities                        38,421
                                                  --------
                                                  $ 88,042
                                                  --------
                                                  --------

Annual maturities of long-term debt, excluding capital lease obligations payable, for the years ending after December 31, 1995, are as follows: 1996 - $26,.332, 1997 - $39,200, 1998 - $10,468.

                                Form 10-KSB - Page 28

Minimum future lease payments under capital leases as of December 31, 1995, consist of the following:

                         1996      $19,772
                         1997       19,772
                         1998       17,569
                         1999       12,786
                         2000       10,655
                                   -------
                                   $80,554

Less amounts representing interest $30,091
                                   -------
                                   $50,463
                                   -------
                                   -------

Equipment held under capital leases at December 31, 1995, consist of computer equipment and software included in office equipment. The computer equipment and software were recorded at the lower of the present value of the minimum lease payments or the fair value of the asset and amounted to $54,898. The assets were not in service as of December 31, 1995, and accordingly, no depreciation has been provided on the assets.


9.   RELATED PARTY TRANSACTIONS

     (a)  LEASING AGREEMENT

          The Company leases its nursery facilities in Carpinteria, California from Arm-Roy Stewart, Inc., a stockholder of the Company and former owner of Stewart Orchids. The Company paid rent expense of $36,000 to Arm-Roy Stewart, Inc. during the years ended December 31, 1995 and 1994, respectively.

     (b)  LEGAL FEES

          The Company incurred legal fees in conjunction with patent applications, its Security and Exchange Commission filings and general corporate services to three firms in which shareholders of the Company are partners. For the years ended December 31, 1995 and 1994, the Company incurred legal expenses aggregating $50,425 and $22,232, respectively, to the law firms.

     (c)  NOTES PAYABLE

          During 1994, the Company borrowed $60,000 from the Chairman of the Board of Directors and $40,000 and $20,000 from two of the Company's stockholders, Limit & Co. and SOS & Co., respectively. During 1995, the Company borrowed $300,000 from a stockholder.

10.  SHAREHOLDERS' EQUITY

     Effective on July 5, 1993, the Company issued 400,000 shares of common stock to the former owner of Stewart Orchids as part of the acquisition price. The issuance of the shares were claimed to be exempt from the registration requirements of the Securities Act of 1933, as amended, and accordingly, such shares are subject to restrictions on transfers.

                                Form 10-KSB - Page 29

The Company has issued stock options to certain directors, officers, employees, and others as follows:


                                      Shares
                                   Under Option        Price Range
                                   ------------        -----------
     Balance on December 31, 1993   5,191,666          $0.46-1.50
          Expired                    (116,666)         $0.25-1.50
                                    ---------

     Balance on December 31, 1994   5,075,000          $0.46-1.50
                                    ---------
     Expired                         (650,000)         $0.50-1.25
     Granted                          295,000          $0.10
                                    ---------
     Balance on December 31, 1995   4,720,000          $0.10-1.50
                                    ---------
                                    ---------


     At December 31, 1995, options for 4,325,000 shares were immediately exercisable.

     The Company also has an incentive stock option plan for key employees (the "Plan"). The remaining number of shares available for grant under the Plan is 110,000 at December 31, 1995. Stock options granted under the Plan amount to 295,000 shares in 1995 (these shares are reflected in the above Table of shares under option).

     In July 1991, the Company granted to the former chairman a warrant to purchase 1,000,000 shares of the Company's Common Stock at a price of $1.50 per share, to be exercised any time after January 1, 1992. The warrant expired December 31, 1994.

     Additionally, in conjunction with the Company's public offering, the Company issued to the Underwriters warrants to purchase 400,000 shares of common stock at $1.50 per share. Such warrants expired on March 31, 1994.

     At December 31, 1995, there were 6,996,666 total shares reserved for future issuances of common stock.

11.  COMMITMENTS AND CONTINGENCIES

     (a)  Leases

          The Company has operating lease agreements for certain facilities, office equipment, and a vehicle. Rental expense related to operating leases for the years ended December 31, 1995 and 1994, including amounts paid to related parties, amounted to $58,147 and $57,649, respectively. The office equipment and vehicle leases are on a month-
          to-month basis.   Therefore, there are no future minimum rental
          commitments.

          Future minimum lease commitments for facilities under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 1995 are as follows:

                                Form 10-KSB - Page 30

          Year Ending December 31

          1996                          $  77,119
          1997                             86,472
          1998                             98,472
          1999                             20,471
          2000                             15,354
                                        ---------
          Total minimum
             future rental payments     $ 297,889
                                        ---------
                                        ---------


     (b)  EMPLOYMENT AGREEMENTS

          During 1991, the Company entered into an employment agreement with its Chairman. The employment agreement covers a term of five years, and included compensation at an annual rate of $1, plus .5% of that portion of stockholders' equity, if any, in excess of $500,000. On January 10, 1992, this employment agreement was revised to compensate the Chairman at an annual rate of $120,000. On September 23, 1993, the Chairman voluntarily reduced his compensation to $80,000 per year.

     (c)  UNEARNED INCOME

          In June, September and December 1994, the Company received advance partial-payments of $111,500, net of sales discounts allowed of $5,400, under five potato supply contracts. These contracts called for delivery of 830,000 mini-tubers (potato plants). All potato tubers were shipped by June of 1995. A contract for 50,000 banana plants with an advance partial payment of $35,000 is reflected in the balance sheet at December 31, 1995.

     (d)  SELF-INSURANCE

          AgriStar, Inc. is self-insured for various risks of loss or damage to its property or the property of others and risk of loss from injury to others. The cost of such losses, if any, will be recognized in the period the loss occurs. AgriStar Flowers, Inc. maintains insurance policies to reduce its risk of loss from such occurrences.

12.  SUBSEQUENT EVENTS

     On May 20, 1996, notice was received by the Company that the maturity of a note payable of $300,000 was being accelerated due to failure to pay the interest which was due March 4, 1996. The notice calls for payment of the principal and interest by June 20, 1996. There is no assurance that the Company will be able to pay off the loan at that time, nor that the lendor will postpone the payment of the loan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue in existence.

                                Form 10-KSB - Page 31