Form 10QSB
period 1996-03-31
AGRISTAR INC
filed 1996-06-06
CIK 842888

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended March 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number 1-10192


                                  AGRISTAR INC.
                                  -------------
        (Exact name of small business issuer as specified in its charter)



             DELAWARE                                       76-023220
             --------                                       ---------
     (State or other jurisdiction of                     (I.R.S. Employer)
     incorporation or organization)                      Identification No.)

             100 HAWTHORN
          CONROE, TEXAS 77301
          -------------------
          (Address of principal         Issuer's telephone number (409) 760-3433
           executive offices)                                     --------------


               N/A
               ---
     (Former name, former address and
     former fiscal year, if changed since
     last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

     TITLE OF EACH CLASS                    OUTSTANDING AT JANUARY 31, 1996
 Common Stock, $.01 Par Value                          32,612,404

                                TABLE OF CONTENTS




PART I    FINANCIAL INFORMATION                                             PAGE

          ITEM I    Consolidated Financial Statements

                    Consolidated Balance Sheet as of March 31, 1996         3

                    Consolidated Statements of Operations for the
                    Three-month Periods Ended March 31,
                    1996 and March 31, 1995                                 4

                    Consolidated Statements of Cash Flows for the
                    Three-month Period Ended March 31, 1996 and
                    March 31, 1995                                          5

                    Notes to Consolidated Financial Statements              7

          ITEM 2    Management's Discussion and Analysis of
                    Financial Conditions and Results of Operations          8

PART II   OTHER INFORMATION                                                 9

                                  AGRISTAR INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                                             March 31,
                                                               1996

Current Assets:                                             (Unaudited)

     Cash and Cash Equivalents                              $    53,971
     Trade accounts receivable                                   95,537
     Inventories                                              1,097,779
     Deposits                                                    13,106
     Prepaid Expenses                                            35,881
                                                            -----------
       Total current assets                                 $ 1,296,274


Investment in minority-owned subsidiary                               1
Property, plant and equipment, net                              239,535
Patent costs, net                                               217,398
Organizational and non-comp. costs                                2,781
                                                            -----------

       TOTAL ASSETS                                         $ 1,755,989
                                                            -----------
                                                            -----------

                      LIABILITIES AND STOCKHOLDERS'  EQUITY
Current Liabilities:

     Accounts payable and accrued liabilities               $   444,657
     Accrued acquisition costs                                   62,433
     Payable to a related party                                  35,410
     Notes payable - stockholders                               120,000
     Note payable to an individual*                             300,000
     Notes payable to ArmRoy Stewart                             76,000
     Unearned income                                             35,000
                                                            -----------

       Total current liabilities                            $ 1,073,500



Stockholders' Equity:

     Common Stock:  Authorized 50,000,000
     Shares of $.01 par value: 32,612,404  shares
       issued and outstanding                                   326,124
     Additional Paid-In Capital                               7,453,450
     Accumulated Deficit                                     (7,097,085)
                                                            -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 1,755,989
                                                            -----------
                                                            -----------

*Repayment of the indebtness is secured by a first lien on the assets of Stewart Orchids and a pledge of 100% of the outstanding capital stock of the corporate entity holding such assets.

   The accompanying notes are an integral part of these financial statements.

                                   AGRISTAR  INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                     QUARTER
                                                  ENDED MARCH 31,

                                             1996                1995
                                           --------            --------

REVENUES                                   $415,394            $596,440

COST OF GOODS SOLD                          191,137             323,158
                                           --------            --------

  Gross Profit                              224,257             273,282

OPERATING EXPENSES:

  General and Administrative                221,737             238,366

  Research and Development                     --                  --
                                           --------            --------

  Total Operating Expenses                  221,737             238,366
                                           --------            --------

OPERATING                                     2,520              34,916

OTHER INCOME (EXPENSE)

  Other Income                                3,000               3,007

  Interest Expense                          (11,175)             (2,174)
                                           --------            --------

  Total Other Income                         (8,175)                833
                                           --------            --------

NET LOSS                                  ($  5,655)           $ 35,749
                                           --------            --------
                                           --------            --------


NET INCOME PER SHARE                       $   --              $   --
                                           --------            --------
                                           --------            --------



The accompanying notes are an integral part of these financial statements.

                                 AGRISTAR  INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIOD ENDED

                                                                 QUARTER
                                                             ENDED MARCH 31,

                                                          1996           1995
                                                        --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                            $ (5,655)      $ 35,749

  Adjustments to Reconcile Net Income
    to Net Cash Used in
    Operating Activities:

  Depreciation and Amortization                           16,445         19,827
  Changes in Current Assets and Liabilities:
    (Increase) Decrease in Accounts Receivable            18,453        (67,511)
    (Increase) Decrease in Inventory                     (50,497)        (4,885)
    (Increase) Decrease in Prepaid
      Expenses and Deposits                               11,899          5,851
    Increase (Decrease) in Accounts Payable
      and Accrued Liabilities                             29,613         22,153
    (Decrease) in Unearned Income                           --          (13,025)
  Accrued Acquisition Cost                                (8,143)       (29,262)
                                                        --------       --------
Net Cash Used in Operating Activities                     12,115        (31,103)


CASH FLOWS USED IN INVESTING ACTIVITIES:

  Purchase of Fixed Assets                                  (848)          --
                                                        --------       --------
  Net Cash (Used In) Investing Activities                   (848)          --
                                                                       --------
CASH FLOWS USED IN FINANCING ACTIVITIES:

  Payment of bank loan                                      --             --
  Loan from shareholder                                     --             --
                                                                       --------
  Net Cash Used in Financing Activities                     --             --

NET INCREASE (DECREASE) IN CASH                           11,267        (31,103)

CASH AT BEGINNING OF YEAR                                 42,704         50,183
                                                        --------       --------

CASH AT END OF PERIOD                                   $ 53,971       $ 19,080
                                                        --------       --------
                                                        --------       --------




   The accompanying notes are an integral part of these financial statements.

                                 AGRISTAR  INC.
                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION



Cash paid for the three-month period ended March 31,

                                                         1996           1995
                                                      -----------    -----------
                                                      (Unaudited)    (Unaudited)


Interest                                                $11,175         $2,174

Income taxes                                               --             --



                         DISCLOSURE OF ACCOUNTING POLICY

For the purpose of the statement of cash flows, the Registrant considers all highly liquid debt instruments purchased with a maturity of three-months or less to be cash equivalents.

                                 AGRISTAR  INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

1.   SIGNIFICANT ACCOUNTING POLICIES

     The consolidated balance sheet of AgriStar Inc. (the "Registrant") as of March 31, 1996, and the consolidated statement of operations for the three-month periods ended March 31, 1996 and March 31, 1995 and the consolidated statements of cash flows for the three-month period ended March 31, 1996 and March 31, 1995 included herein are unaudited; however, in the opinion of management, they reflect all adjustments necessary to present fairly the consolidated financial position, results of operations and changes in financial position of the Registrant at March 31, 1996. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.

2.   ACCRUED ACQUISITION COSTS

     The Registrant's 1993 acquisition of certain assets of Stewart Orchids include quarterly cash payments equal to 10 percent of revenues received from sales of the acquired inventory through January 1996. The contingent payments were recorded as part of the purchase price, and were not to exceed cash of $280,000 and 300,000 shares of restricted common stock issuable at a rate of one share of common stock for every $8.33 of revenues from the sale of the acquired inventory. In January 1996, ArmRoy Stewart agreed to a final balance of $76,000 payable in 24 equal payments with interest.

3.   INVESTMENT IN CONSOLIDATED FOREIGN OWNED SUBSIDIARY

     On December 31, 1995, the Registrant devested itself of its investment in AgriStar de Venezuela, S.A. Production was discontinued at the micropropagation facility in 1994, and the remaining inventory was sold. A final net loss of $38,208 was reflected in December 31, 1995.

4.   INVESTMENT IN MINORITY OWNED SUBSIDIARY

     The Registrant's investment in AgriStar (Asia) Ltd., a 49 percent owned Hong Kong corporation, is accounted for under the equity method of accounting. The Registrant has no obligation to fund the operating losses of AgriStar (Asia) Ltd. Accordingly, the Registrant has not recognized its equity in the operating losses of AgriStar (Asia) Ltd. beyond its investment. The investment is not expected to be material to the Registrant's 1996 financial statements.

                                 AGRISTAR  INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Revenues during the three months ended March 31, 1996 were $415,394 as compared with the revenues of $596,440 during the comparable three months ending March 31, 1995 for a decrease of $175,766. The decrease was due to a reduction in sales of AgriStar due to the economic conditions in Mexico. We changed our sales program from potato exports to producing orchids for sales to wholesalers.

     The Registrant's gross margin during the quarter ended March 31, 1996 was $224,257 as compared with a gross margin of $273,282 during the comparable quarter of 1995. The 54% gross profit on sales was increased from the previous year because of most of the sales from both locations are now sales of orchids which have a higher profit margin.

     Selling, general and administrative expenses for the quarter ended March 31, 1996 was $221,737 as compared to $238,366 for the same period of 1995. The decrease of $16,629 is principally due to decrease in personnel and other expenses in AgriStar.

     The Registrant, however, continues to suffer from liquidity constraints and there can be no assurance that the Registrant will be able to pay its obligations when due.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Registrant had total assets of $1,755,989 including $1,296,274 of current assets, and total current liabilities of $1,073,500. In August, 1995, the Registrant obtained a loan of $300,000 at 12% to help purchase inventory and reduce other debt. On May 20, 1996, notice was received by Registrant that the maturity of the note was being accelerated due to failure to pay the interest which was due on March 4, 1996. The notice calls for payment of the principle and interest due. When (and if) its current financial resources are exhausted, the Registrant will, in all likelihood, be required to seek additional financing from outside sources. Due to uncertainties with respect to the timing of revenues from sales, the Registrant is presently unable to estimate the amount of additional capital that will be required (if) its current financial resources are exhausted. The Registrant has no commitment for such additional financing, if required, and there is no assurance that the Registrant will be successful in obtaining additional financing or that such financing, if required, will be on terms acceptable to the Registrant.

                                 AGRISTAR  INC.


PART II   OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

          Cause No,. 95-40253, DOHERTY v. AGRISTAR, INC., ET AL. State Court action, Harris County, Texas. Action seeking injunctive relief from sale of assets, subsidiaries or divisions of AgriStar, Inc. other than in the normal course of business pending review or accounting of financial records.

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

May 29, 1996
Conroe, Texas                           AGRISTAR INC.



                                        ------------------------------
                                        Cal Froberg
                                        President