Form 10QSB
period 1996-06-30
AGRISTAR INC
filed 1996-09-05
CIK 842888

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended June 30, 1996

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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X    No
                   ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

         TITLE OF EACH CLASS                OUTSTANDING AT AUGUST 30, 1996
     Common Stock, $.01 Par Value                      32,612,404

                                TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                             PAGE

          ITEM I    Consolidated Financial Statements

                    Consolidated Balance Sheet as of June 30, 1996            3

                    Consolidated Statements of Operations for the
                    Three-month and Six-month Periods Ended June 30,
                    1996 and June 30, 1995                                    4

                    Consolidated Statements of Cash Flows for the
                    Six-month Period Ended June 30, 1996 and June 30, 1995    5

                    Notes to Consolidated Financial Statements                7

          ITEM 2    Management's Discussion and Analysis of
                    Financial Conditions and Results of Operations            8

PART II   OTHER INFORMATION                                                   9

                                  AGRISTAR INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                              June 30,
                                                                1996

Current Assets:                                             (Unaudited)

     Cash and Cash Equivalents                             $    47,006
     Trade accounts receivable                                  69,933
     Inventories                                             1,100,836
     Deposits                                                   13,106
     Prepaid Expenses                                           36,180
     Other Current Assets                                          774
                                                           -----------
       Total current assets                                $ 1,267,835

Investment in minority-owned subsidiary                              1
Property, plant and equipment, net                             235,733
Patent costs, net                                              211,906
Organizational and non-comp. costs                               2,472
                                                           -----------

       TOTAL ASSETS                                        $ 1,717,947
                                                           -----------
                                                           -----------

                      LIABILITIES AND STOCKHOLDERS'  EQUITY

Current Liabilities:

     Accounts payable and accrued liabilities              $   321,925
     Accrued acquisition costs                                  62,433
     Payable to a related party                                 53,000
     Notes payable - stockholders                              120,000
     Note payable to an individual                             300,000
     Note payable to Arm-Roy Stewart                            67,307
     Unearned income                                            35,000
                                                           -----------

       Total current liabilities                           $   959,665



Stockholders' Equity:

     Common Stock:  Authorized 50,000,000
     Shares of $.01 par value: 32,612,404  shares
       issued and outstanding                                  326,124
     Additional Paid-In Capital                              7,453,450
     Accumulated Deficit                                    (7,021,292)
                                                           -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 1,717,947
                                                           -----------
                                                           -----------


  The accompanying notes are an integral part of these financial statements.

                               AGRISTAR  INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                (UNAUDITED)

                                     QUARTER                     SIX MONTHS
                                  ENDED JUNE 30,                ENDED JUNE 30,

                                1996           1995           1996          1995
                              --------       --------       --------    ----------
REVENUES                      $506,003       $656,566       $921,397    $1,253,006

COST OF GOODS SOLD             200,200       $307,905        391,337       631,063
                              --------       --------       --------    ----------

  Gross Profit                 305,803        348,661        530,060       621,943

OPERATING EXPENSES:

  General and Administrative   313,754        251,032        535,491       489,398

  Research and Development          --             --             --            --
                              --------       --------       --------    ----------

  Total Operating Expenses     313,754        251,032        535,491       489,398
                              --------       --------       --------    ----------

OPERATING (LOSS)                (7,951)        97,629         (5,431)      132,545

OTHER INCOME (EXPENSE)

  Other Income                  92,744          2,993         95,744         6,000

  Interest Expense              (9,000)        (2,175)       (20,175)       (4,349)
                              --------       --------       --------    ----------

  Total Other Income            83,744            818         75,569         1,651
                              --------       --------       --------    ----------

NET INCOME (LOSS)             $ 75,793         98,447         70,138       134,196
                              --------       --------       --------    ----------
                              --------       --------       --------    ----------

NET INCOME PER SHARE          $     --             --       $     --            --
                              --------       --------       --------    ----------
                              --------       --------       --------    ----------








  The accompanying notes are an integral part of these financial statements.

'                               AGRISTAR  INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTH PERIOD ENDED

                                                             QUARTER
                                                          ENDED JUNE 30,

                                                      1996             1995
                                                    --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                        $ 70,138         $134,196

  Adjustments to Reconcile Net Income
    to Net Cash Used in
    Operating Activities:

     Depreciation and Amortization                    13,745           39,171
     Changes in Current Assets and Liabilities:
       (Increase) Decrease in Accounts Receivable     44,057          (53,278)
       (Increase) Decrease in Inventory              (53,554)         (14,187)
       (Increase) Decrease in Other current assets      (774)               0
       (Increase) Decrease in Net patent costs         5,492                0
       (Increase) Decrease in Net organization costs     309                0
       (Increase) Decrease in Prepaid
         Expenses and Deposits                        11,600              128
       Increase (Decrease) in Accounts Payable
         and Accrued Liabilities                     (75,529)         (12,879)
       (Decrease) in Unearned Income                       0          (75,116)
       Accrued Acquisition Cost                            0          (50,140)
                                                    --------         --------
  Net Cash Used in Operating Activities               15,484          (32,105)

CASH FLOWS USED IN INVESTING ACTIVITIES:

  Purchase of Fixed Assets                            (2,489)            (484)
                                                    --------         --------

  Net Cash (Used In) Investing Activities             (2,489)            (484)


CASH FLOWS USED IN FINANCING ACTIVITIES:

  Payment of Arm Roy Stewart note                     (8,693)               0
                                                    --------         --------
  Net Cash Used in Financing Activities               (8,693)               0
NET INCREASE (DECREASE) IN CASH                        4,302          (32,589)

CASH AT BEGINNING OF YEAR                             42,704           50,183
                                                    --------         --------
CASH AT END OF PERIOD                               $ 47,006         $ 17,594
                                                    --------         --------
                                                    --------         --------

  The accompanying notes are an integral part of these financial statements.

                                 AGRISTAR INC.
             SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION



                        Cash paid for the six-month period ended June 30,

                                       1996           1995
                                   -----------    -----------
                                   (Unaudited)    (Unaudited)


Interest                             $20,175        $4,349

Income taxes                              --            --



                      DISCLOSURE OF ACCOUNTING POLICY

For the purpose of the statement of cash flows, the Registrant considers all highly liquid debt instruments purchased with a maturity of three-months or less to be cash equivalents.

                                AGRISTAR  INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996

1.   SIGNIFICANT ACCOUNTING POLICIES

     The consolidated balance sheet of AgriStar Inc. (the "Registrant") as of June 30, 1996 and the consolidated statement of operations for the three-month and six-month periods ended June 30, 1996 and June 30, 1995 and the consolidated statements of cash flows for the six-month period ended June 30, 1996 and June 30, 1995 included herein are unaudited; however, in the opinion of management, they reflect all adjustments necessary to present fairly the consolidated financial position, results of operations and changes in financial position of the Registrant at June 30, 1996. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.

2.   ACCRUED ACQUISITION COSTS

     The Registrant's 1993 acquisition of certain assets of Stewart Orchids include quarterly cash payments equal to 10 percent of revenues received from sales of the acquired inventory through April 1996. The contingent payments were recorded as part of the purchase price, and are not to exceed cash of $280,000 and 300,000 shares of restricted common stock issuable at a rate of one share of common stock for every $8.33 of revenues from the sale of the acquired inventory. In January 1996. ArmRoy Stewart agreed to a final balance of $76,000 payable in 24 equal payments with interest.

3.   INVESTMENT IN CONSOLIDATED FOREIGN OWNED SUBSIDIARY

          On December 31, 1995, the Registrant divested itself of its investment in AgriStar de Venezuela, S.A. Production was discontinued at the micropropagation facility in 1994, and the remaining inventory was sold. A final net loss of $38,208 was reflected in December 31, 1995.

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

                                AGRISTAR  INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Revenues during the three months ended June 30, 1996 were $506,003 as compared with the revenues of $656,566 during the comparable three months ending June 30, 1995 for a decrease of $150,563. The decrease was due to a reduction in sales of AgriStar Flowers due to prolonged winter conditions throughout the US and to the absence of potato mini-tuber sales from AgriStar's micropropagation facility. The lower sales were at a higher gross margin than in the same period in 1995.

     The Registrant's gross margin during the quarter ended June 30, 1996 was $305,803 as compared with a gross margin of $348,661 during the comparable quarter of 1995. The 60% gross profit on sales was increased from the previous year because of higher margins on orchids plant sales.

     Selling, general and administrative expenses for the quarter ended June 30, 1996 was $313,754, as compared to $251,032 for the same period of 1995. The increase of $62,722 is principally due to the addition of sales and management staff at Stewart Orchids and increased travel expenses related to sales promotions.

     Other income during the quarter ending June 30, 1996 was $92,744 as compared to $2,993 for the same period in 1995. The increase was due to the cancellation of certain debts owed by the Company.

     The Registrant, however, continues to suffer from liquidity constraints and there can be no assurance that the Registrant will be able to pay its obligations when due.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Registrant had total assets of $1,717,947 including $1,267,835 of current assets, and total current liabilities of $959,665. In August, 1995, the Registrant obtained a loan of $300,000 at 12% to help purchase inventory and reduce other debt. On May 20, 1996, notice was received by Registrant that the maturity of the note was being accelerated due to failure to pay the interest which was due on March 4, 1996. The notice calls for payment of the principle and interest due. As of the date of this report, the payment of this note has been postponed indefinitely while the Company seeks additional financing. When (and if) its current financial resources are exhausted, the Registrant will, in all likelihood, be required to seek additional financing from outside sources. Due to uncertainties with respect to the timing of revenues from sales, the Registrant is presently unable to estimate the amount of additional capital that will be required (if) its current financial resources are exhausted. The Registrant has no commitment for such additional financing, if required, and there is no assurance that the Registrant will be successful in obtaining additional financing or that such financing, if required, will be on terms acceptable to the Registrant.

                                 AGRISTAR  INC.


PART II   OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

          NONE

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

August 30, 1996
Conroe, Texas                      AGRISTAR INC.


                                   /s/ CAL A. FROBERG
                                   --------------------------------
                                   Cal A. Froberg
                                   President