Form 10QSB
period 1996-09-30
AGRISTAR INC
filed 1997-04-14
CIK 842888

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


(Mark One)

   [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1996
                                              ------------------
   [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 1-10192
                                              -------
                             AGRISTAR INC.
                             -------------
   (Exact name of small business issuer as specified in its charter)

              DELAWARE                              76-023220
              --------                              ---------
     (State or other jurisdiction of            (I.R.S. Employer)
     incorporation or organization)             Identification No.)

             100 HAWTHORN
          CONROE, TEXAS 77301                       (409) 760-3433
          -------------------                       --------------
  (Address of principal executive offices)     Issuer's telephone number

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

  COMMON STOCK, $.01 PAR VALUE--32,612,404 SHARES OUTSTANDING AT MARCH 15, 1997

                              TABLE OF CONTENTS

PART I    --FINANCIAL INFORMATION

ITEM I    CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheet as of September 30, 1996                3

          Consolidated Statements of Operations for the Three-month and
          Nine-month Periods Ended September 30, 1996 and 1995               4

          Consolidated Statements of Cash Flows for the Nine-month
          Period Ended Periods Ended September 30, 1996 and 1995             5

          Notes to Consolidated Financial Statements                         7

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS                     8

PART II-- OTHER INFORMATION

                               AGRISTAR INC.
                         CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)

                                  ASSETS
                                                              SEPTEMBER 30, 1996
                                                                  (UNAUDITED)

Current Assets:

     Cash and Cash Equivalents                                   $    (4,396)
     Trade accounts receivable                                        48,487
     Inventories                                                     763,953
     Deposits from related party                                      13,131
     Prepaid Expenses                                                 14,725
                                                                 -----------
     Total Current Assets                                            835,900

Investment in minority-owned subsidiary                                    1
Property, plant and equipment, net                                   242,534
Patent costs, net                                                    220,795
Organizational and non-comp. costs                                     1,875
                                                                 -----------
     TOTAL ASSETS                                                $ 1,301,105
                                                                 ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts payable and accrued liabilities                    $   256,680
     Accrued acquisition costs                                        63,582
     Note payable - capital lease                                     43,459
     Note payable - stockholders                                     120,000
     Note payable to an individual                                   300,000
     Note payable to ArmRoy Stewart                                   56,191
     Unearned income                                                  35,000
                                                                 -----------
     Total Current Liabilities                                   $   874,912

Stockholders' Equity:

     Common Stock: Authorized 50,000,000
     Shares of $.01 par value: 32,612,404 shares
     issued and outstanding                                          326,124
     Additional Paid-In Capital                                    7,453,075
     Accumulated Deficit                                          (7,353,006)
                                                                 -----------
     Total stockholders' equity                                      426,193
                                                                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 1,301,105
                                                                 ===========

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               AGRISTAR INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE AND NINE MONTHS PERIODS ENDED
                        SEPTEMBER 30, 1996 AND 1995
                                (UNAUDITED)

                                        QUARTER              NINE MONTHS
                                  ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                    1996       1995        1996         1995
                                 ---------   --------   ----------   ----------
REVENUES                         $ 493,575   $408,453   $1,414,973   $1,661,460

COST OF GOODS SOLD                 426,600    201,924      817,937      832,988
                                 ---------   --------   ----------   ----------
Gross Profit                        66,975    206,529      597,036      828,472
                                 ---------   --------   ----------   ----------
OPERATING EXPENSES:

General and Administrative         318,421    232,706      853,912      722,103
                                 ---------   --------   ----------   ----------
Total Operating Expenses           318,421    232,706      853,912      722,103
                                 ---------   --------   ----------   ----------
OPERATING INCOME                  (251,446)   (26,177)    (256,876)     106,369
                                 ---------   --------   ----------   ----------
OTHER INCOME (EXPENSE)

Other Income                       (57,526)     4,003       38,218       10,003

Interest Expense                   (22,743)    (1,740)     (42,918)      (6,090)
                                 ---------   --------   ----------   ----------
Total Other Income (Expense)       (80,269)     2,263       (4,700)       3,913
                                 ---------   --------   ----------   ----------
NET INCOME (LOSS)                $(331,715)  $(23,914)  $ (261,576)  $  110,282
                                 =========   ========   ==========   ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                AGRISTAR INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTH PERIODS ENDED
                        SEPTEMBER 30, 1996 AND 1995
                                (UNAUDITED)

                                                            NINE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                          1996         1995
                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                       $(261,576)   $ 110,282

Adjustments to Reconcile Net Income
to Net Cash Used in Operating Activities:

     Depreciation and Amortization                         14,650       57,961
     Changes in Current Assets and Liabilities:
     (Decrease) Increase in Accounts Receivable            30,093      (50,137)
     (Decrease) Increase in Inventory                     283,329      (68,722)
     (Decrease) in Net Patent Costs                         3,090          -0-
     (Increase) in Net Organization Costs                  (3,089)         -0-
     Decrease (Increase) in Prepaid
     Expenses and Deposits                                 33,030       (3,494)
     (Decrease) in Accounts Payable
     and Accrued Liabilities                             (108,275)    (133,995)
     (Decrease) in Unearned Income                            -0-      (73,950)
     (Decrease) in Accrued Acquisition Cost                (6,994)     (65,505)
                                                        ---------    ---------
Net Cash Used in Operating Activities                     (15,742)    (227,560)

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of Fixed Assets                                   (4,545)        (484)
Net Cash (Used In) Investing Activities                    (4,545)        (484)

CASH FLOWS USED IN FINANCING ACTIVITIES:

Net activity - net                                        (26,813)         -0-
                                                        ---------    ---------
Net Cash Used in Financing Activities                     (26,813)         -0-

NET (DECREASE) IN CASH                                     47,100     (228,044)

CASH AT BEGINNING OF YEAR                                  42,704       50,183
                                                        ---------    ---------
CASH AT END OF PERIOD                                   $  (4,396)   $(177,861)
                                                        =========    =========




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               AGRISTAR INC.
              SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for the nine-month period ended September 30,

                                                   1996           1995
                                                --------------------------
                                                (Unaudited)    (Unaudited)

Interest                                           $6,090        $3,435

Income taxes                                           --            --

                       DISCLOSURE OF ACCOUNTING POLICY

For the purpose of the statement of cash flows, the Registrant considers all highly liquid debt instruments purchased with a maturity of three-months or less to be cash equivalents.





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                AGRISTAR INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

1.   SIGNIFICANT ACCOUNTING POLICIES

     The consolidated balance sheet of AgriStar Inc. (the "Registrant") as of September 30, 1996, the consolidated statement of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 and the consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995 included herein are unaudited; however, in the opinion of management, they reflect all adjustments necessary to present fairly the consolidated financial position, results of operations and changes in financial position of the Registrant at September 30, 1996. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.

2.   ACCRUED ACQUISITION COSTS

     The Registrant's 1993 acquisition of certain assets of Stewart Orchids include quarterly cash payments equal to 10 percent of revenues received from sales of the acquired inventory through April 1996. The contingent payments were recorded as part of the purchase price, and are not to exceed cash of $280,000 and 300,000 shares of restricted common stock issuable at a rate of one share of common stock for every $8.33 of revenues from the sale of the acquired inventory. The balance payable at September 30, 1996 is payable in cash of $56,191 and the 300,000 shares of stock.

3.   INVESTMENT IN CONSOLIDATED FOREIGN OWNED SUBSIDIARY

     The Registrant's investment in AgriStar de Venezuela, S.A. consists primarily of inventory. Production was discontinued at the micropropagation facility in 1995, and the investment is not expected to be material to the Registrant's 1996 financial statements.

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Revenues during the three months ended September 30, 1996 were $493,575 as compared with the revenues of $408,453 during the comparable three months ending September 30, 1995 for an increase of $85,032. The Registrant's gross margin during the quarter ended September 30, 1996 was $66,975 as compared with a gross margin of $206,529 during the comparable quarter of 1995.

     Selling, general and administrative expenses for the quarter ended September 30, 1996 was $318,421, as compared to $232,706 for the same period of 1995.

     At September 30, 1996, the Registrant continued to suffer from liquidity constraints and there can be no assurance that the Registrant will be able to pay its obligations when due.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Registrant had total assets of $1,301,105 including $835,900 of current assets, and total current liabilities of $874,912. Accordingly, at Septembner 30, 1996, the Registrant was technically insolvent. Due to its insolvency, and its inability to obtain additional financing on any terms, the Registrant sold its remaining interest in Stewart Orchids to an unrelated third party in the fourth quarter of 1996 and has effectively ceased operations. While the Registrant continues to occupy its Conroe facility and is actively seeking a purchaser for such facilities, the Registrant is, at the date of this Report on Form 10-QSB, effectively a shell with no material business operations.

PLAN OF OPERATIONS

     The Company has not engaged in any material operations since divesting its interest in Stewart Orchids. The Company's plan of operation for the next twelve months is to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because the Company has no material financial resources, management anticipates that to achieve any such acquisition, the Company will be required to issue shares of its common stock as the sole consideration for such acquisition.

     During the next twelve months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing and paying the expenses associated with reviewing and investigating potential business ventures. At the date of this Report on Form 10-QSB, the Company has not begun reviewing and investigating potential business ventures and since it has not identified any such venture, it is impossible to predict the amount of any future expenditures that may be required. In the event that additional funding is required in order to maintain the Company in good standing and/or to review or investigate any potential merger or acquisition candidate, the Company may attempt to raise such funding through a private placement of its common stock.

     At the present time, management has no plans to offer or sell any securities of the Company. However, at such time as the Company may decide to engage in such activities, management may use any legal means of conducting such offer or sale, including registration with the appropriate federal and state regulatory agencies and any registration exemptions that may be available to the Company under applicable federal and state laws.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Cause No. 9607-13958-CV, AGRICOLA GAPA, F.S.A. de C.V. vs. AGRISTAR INC. and BENROD ENTERPRISES, INC. dba EAGLE GROCERY AND MARKET, District Court of Mavrick County, Texas. Law suit based on defective merchandise and negligent storage of same.

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

March 31, 1997
Conroe, Texas                               AGRISTAR INC.


                                            /s/  Dominic Man-Kit Lam
                                            -----------------------------------
                                            Dominic Man-Kit Lam
                                            Chairman